Form 10QSB
period 2004-06-30
FIORANO INC
filed 2004-08-13
CIK 1265846

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2004: 100,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                  FIORANO, INC.


                              FINANCIAL STATEMENTS



                               AS OF JUNE 30, 2004


FIORANO, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                     Page #




         Balance Sheet                                                     F-1


         Statement of Operations and Retained Deficit                      F-2


         Statement of Stockholders Equity                                  5-4


         Cash Flow Statement                                               F-5


         Notes to the Financial Statements                                 F-6



                                        FIORANO, INC.
                                        BALANCE SHEET
                            As of June 30, 2004 and December 31, 2003


                                           ASSETS
                                           ------

                                                                  June 30,       December 31,
     CURRENT ASSETS                                                2004              2003


             Cash                                                $    (0)          $     (0)
                                                                 --------          --------




                           TOTAL ASSETS                          $    (0)          $     (0)
                                                                 ========          ========

                            LIABILITIES AND STOCKHOLDER'S EQUITY
                            ------------------------------------

     CURRENT LIABILITIES

         Accrued expenses                                        $  1,450          $    950
                                                                 --------          --------

                           TOTAL LIABILITIES                        1,450               950

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.001;
         50,000,000 shares authorized;
         100,000 issued and outstanding                               100               100

       Additional paid in capital                                       0                 0

       Accumulated Deficit                                         (1,550)           (1,050)
                                                                 --------          --------

       Total stockholder's equity                                  (1,450)             (950)
                                                                 --------          --------


           TOTAL LIABILITIES AND EQUITY                          $     (0)         $     (0)
                                                                 ========          ========




   The accompanying notes are an integral part of these financial statements.


                                       F-1


                                  FIORANO, INC.
                             STATEMENT OF OPERATIONS
                  For the six months ended March 31, 2004, and
            from inception (September 19, 2003) through June 30, 2004



                                                 Six Months       From Inception to
                                               June 30, 2004        June 30, 2004

REVENUE

  Sales                                         $         0           $         0
  Cost of sales                                           0                     0
                                                ------------         ------------

GROSS PROFIT                                              0                     0

GENERAL AND ADMINISTRATIVE EXPENSES                     500                 1,550
                                                ------------         ------------

NET LOSS                                               (500)               (1,550)

ACCUMULATED DEFICIT, BEGINNING BALANCE               (1,050)                    0
                                                ------------         ------------

ACCUMULATED DEFICIT, ENDING BALANCE             $    (1,550)          $    (1,550)
                                                ============         ============


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                            (.01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding                 100,000



   The accompanying notes are an integral part of these financial statements.


                                       F-2

                                     FIORANO, INC.
                               STATEMENT OF OPERATIONS
                      For the three months ended June 30, 2004




                                                Three Months
                                               June 30, 2004
REVENUE

  Sales                                         $         0
  Cost of sales                                           0
                                                ------------

GROSS PROFIT                                              0

GENERAL AND ADMINISTRATIVE EXPENSES                     250
                                                ------------

NET LOSS                                         $     (250)
                                                ============



   The accompanying notes are an integral part of these financial statements.





                                  FIORANO, INC.
                STATEMENT OF STOCKHOLDER'S EQUITY From inception
                   (September 19, 2003) through June 30, 2004

                                          COMMON   ADDITIONAL  ACCUMULATED
                               SHARES     STOCK     PAID IN     DEFICIT       TOTAL
                             ---------  ---------  ----------  -----------  ----------
Stock issued on acceptance
Of incorporation expenses
September 19, 2003            100,000   $    100    $      0    $       0   $     100

Net loss                                                           (1,050)     (1,050)
                             ---------  ---------  ----------  -----------  ----------

Total at December 31, 2003    100,000   $    100    $      0       (1,050)  $    (950)

Net loss                                                             (500)       (500)

                             ---------  ---------  ----------  -----------  ----------
Total at June 30, 2004        100,000   $    100    $      0    $  (1,550)  $  (1,450)
                             =========  =========  ==========  ===========  ==========







   The accompanying notes are an integral part of these financial statements.




                                    FIORANO, INC.
                              STATEMENT OF CASH FLOWS
                    For the six months ended March 31, 2004, and
            from inception (September 19, 2003) through June 30, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                         June 30, 2004   From Inception


             Net income (loss)                                 $  (500)       $   (1,550)

             Increases (Decrease) in accrued expenses              500             1,450
                                                               --------       -----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                           (0)             (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                       0               100

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                 0
        Beginning cash balance                                       0                 0
                                                               --------       -----------

CASH BALANCE AT END OF PERIOD                                  $     0        $        0
                                                               ========       ===========













   The accompanying notes are an integral part of these financial statements.




                                  FIORANO, INC.
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

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

                                  FIORANO, INC.
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

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

                                  FIORANO, INC.
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

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

12.  Subsequent Event:
     ----------------

Subsequent to the balance sheet date, the Company had a change in control whereby the majority shareholder has sold their shares in the Company.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (September 19, 2003) through June 30, 2004, the registrant recognized a net loss of $1,550. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


          (b) Reports of Form 8-K

              A Form 8-K was filed on May 28, 2004 reporting Change in Control of Registrant (SEC File No. 000-50415).



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           FIORANO, INC.
                                           Registrant


Date: August 13, 2004                      By: /s/ Ed Ganter
                                           -------------------------
                                           Ed Ganter
                                           President, Secretary and Director