Form 10QSB
period 2004-09-30
FIORANO INC
filed 2004-11-15
CIK 1265846

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 2004: 100,000 shares of common stock.






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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
- -----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                  Fiorano, Inc.


                              FINANCIAL STATEMENTS



                            AS OF SEPTEMBER 30, 2004


Fiorano, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                 Page #


         Balance Sheet                                                 F-1


         Statement of Operations and Retained Deficit                  F-2


         Statement of Stockholders Equity                              F-4


         Cash Flow Statement                                           F-5


         Notes to the Financial Statements                             F-6


                                 Fiorano, Inc.
                                  BALANCE SHEET
                 As of September 30, 2004 and December 31, 2003


                                     ASSETS

                                                               September 30,   December 31,
     CURRENT ASSETS                                                2004            2003

             Cash                                                $     (0)      $    (0)
                                                                 --------       --------



                           TOTAL ASSETS                          $     (0)      $    (0)
                                                                 ========       =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                        $  1,450       $   950
                                                                 ---------      -------

                           TOTAL LIABILITIES                        1,450           950

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.001;
         50,000,000 shares authorized;
         100,000 issued and outstanding                               100           100

       Additional paid in capital                                       0             0

       Accumulated Deficit                                         (1,550)       (1,050)
                                                                   --------     --------

       Total stockholder's equity                                  (1,450)         (950)
                                                                   --------     --------


           TOTAL LIABILITIES AND EQUITY                          $     (0)     $     (0)
                                                                    =======     ========




   The accompanying notes are an integral part of these financial statements.


                                  Fiorano, Inc.
                             STATEMENT OF OPERATIONS
                For the nine months ended September 30, 2004, and
         from inception (September 19, 2003) through September 30, 2004



                                                    Nine Months         From Inception to
                                                 September 30, 2004    September  30, 2004

     REVENUE
       Sales                                         $         0           $         0
       Cost of sales                                           0                     0
                                                     ------------          ------------

     GROSS PROFIT                                              0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                     500                 1,550
                                                     ------------          ------------

     NET LOSS                                               (500)               (1,550)

     ACCUMULATED DEFICIT, BEGINNING BALANCE               (1,050)                    0
                                                     ------------          ------------

     ACCUMULATED DEFICIT, ENDING BALANCE             $    (1,550)          $    (1,550)
                                                     ============          ============


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                                 (.01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding                      100,000







   The accompanying notes are an integral part of these financial statements.


                                     Fiorano, Inc.
                               STATEMENT OF OPERATIONS
                      For the nine months ended September 30, 2004



                                                        Nine Months
                                                    September 30, 2004
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



                                  Fiorano, Inc.
                        STATEMENT OF STOCKHOLDER'S EQUITY
         From inception (September 19, 2003) through September 30, 2004


                                                 COMMON       ADDITIONAL    ACCUMULATED
                                  SHARES         STOCK         PAID IN       DEFICIT          TOTAL
                                 --------       --------       --------      --------       --------
Stock issued on acceptance
Of incorporation expenses
September 19, 2003                100,000       $    100       $      0      $      0       $    100

Net loss                                                                       (1,050)        (1,050)
                                 --------       --------       --------      --------       --------

Total at December 31, 2003        100,000       $    100       $      0        (1,050)      $   (950)

Net loss                                                                         (500)          (500)
                                 --------       --------       --------      --------       --------
Total at September 30, 2004       100,000       $    100       $      0      $ (1,550)      $ (1,450)
                                 ========       ========       ========      ========       ========







   The accompanying notes are an integral part of these financial statements.


                                    Fiorano, Inc.
                              STATEMENT OF CASH FLOWS
                    For the nine months ended September 30, 2004, and
            from inception (September 19, 2003) through September 30, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                               September 30,            From
                                                                       2004               Inception
             Net income (loss)                                      $  (500)               $(1,550)

             Increases (Decrease) in accrued expenses                   500                  1,450
                                                                    -------                -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                                (0)                  (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                              0                      0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on incorporation expenses                            0                    100

CASH RECONCILIATION

        Net increase (decrease) in cash                                   0                      0
        Beginning cash balance                                            0                      0
                                                                    -------                -------

CASH BALANCE AT END OF PERIOD                                       $     0                $     0
                                                                    =======                =======



   The accompanying notes are an integral part of these financial statements.

                                  Fiorano, Inc.
                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of significant accounting policies:
     ------------------------------------------

Industry -
--------
Fiorano, Inc. (the Company), a Company incorporated in the state of Delaware as of September 19, 2003, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity -
----------------------------------------
The Company is considered to be an ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources -
-------------------------------
In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents -
-------------------------
The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting -
-------------------
The Company's financial statements are prepared in accordance with generally accepted accounting principles.

Income Taxes -
------------
The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments -
-----------------------------------
The Company's financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk -
-----------------------------
Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

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

8.   Required Cash Flow Disclosure for Interest and Taxes Paid:
     ---------------------------------------------------------

The company has paid no amounts for federal income taxes and interest. The Company issued 100,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

9.   Earnings Per Share:
     ------------------

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

Results of Operation
--------------------

The Company did not have any operating income from inception (September 19, 2003) through September 30, 2004, the registrant recognized a net loss of $1,550. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

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

          None

 Item 3.  Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the quarter ending September 30, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of
               2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of
               2002

          (b)  Reports of Form 8-K

          A Form 8-K was filed on May 28, 2004 reporting Change in Control of Registrant (SEC File No. 000-50415).

          A Form 8-K was filed on November 12, 2004 reporting Change in Control of Registrant (SEC File No. 000-50415).


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           FIORANO, Inc.
                                           Registrant


Date: November 12, 2004                    By: /s/ Shawn Pecore
                                           -------------------------
                                           Shawn Pecore
                                           President, Secretary and Director